Form 10-K
period 2001-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 2001 D
filed 2001-12-28
CIK 1159308

                                                 -------------------------------
                                                           OMB APPROVAL

                                                  ------------------------------
                                                  ---
                                                  OMB Number           3235-0063
                                                  Expires:         June 30, 1997
                                                  Estimated average burden
                                                  hours per response ....1711.00
                                                 -------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended           September 30, 2001
                         -----------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _________________to _________________


Commission file number    333-31441-09
                       ---------------


Oakwood Mortgage Investors, Inc, OMI TRUST 2001-D
-------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                  13-4195735
--------------------------------            -----------------------

 State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization


        c/o J P Morgan Chase & Co.
        Attention:  Craig M Kantor
        450 West 33/rd/ Street, 14/th/ floor      New York, NY             10001
        ------------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (212) 946-3651
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:   None
                                                            ------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 2001-D
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 2001-D

                                    FORM 10-K
                                      INDEX

PART I.

        Item 1.     Business
        Item 2.     Properties
        Item 3.     Legal Proceedings
        Item 4.     Submission of Matters to a Vote of Security Holders

PART II.

        Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
        Item 2.     Selected Financial Data
        Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Item 4.     Financial Statements and Supplementary Data
        Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

        Item 1.     Directors and Executive Officers of the Registrant
        Item 2.     Executive Compensation
        Item 3.     Security Ownership of Certain Beneficial Owners and
                    Management
        Item 4.     Certain Relationships and Related Transactions

PART IV.

        Item 1.     Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

SIGNATURES

INDEX OF EXHIBITS

                                     PART I

Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           At the end of the Registrant's fiscal year, there were a total of 39
                                                                            ----
holders of the Registrant's Series 2001-D Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class A-I0, Class M-1, Class M-2, Class B-1, Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1   Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

                  99.3   Servicer's Annual Compliance Statement as Required by
                  Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMI TRUST 2001-D, Registrant

                                        By: OAKWOOD ACCEPTANCE CORPORATION, LLC
                                              as servicer

Dated:  December 21, 2001               /s/ Derek M Surette
                                        ------------------------------
                                        Derek M Surette
                                        Vice President/ Controller

                                INDEX OF EXHIBITS

                                                            Page of Sequentially
                                                                  Numbered Pages
                                                                  --------------


          99.1  Annualized Remittance Report.

          99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition).

          99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (May 1999 Edition)

     OAKWOOD MORTGAGE INVESTORS, INC          2001-D           Note: This fiscal year-end series report, reports information on the
     Oakwood Acceptance Corp. - Servicer                       assets included in OMI Trust 2001-D as of the end of the prepayment
     Fiscal Year Ended Series Report                           period that began on August 1, 2001 and ended on September 30, 2001
     Reporting:                  Fiscal Year 2001              and as of the end of the collection period that began on August 2,
                                                               2001 and ended on October 1, 2001. Accordingly, the information presented with regard to the certificates reflects information as of the close of business on October 15, 2001, which is the distribution date on which collections made and losses incurred during such prepayment period and collection period were passed through to certificateholders


                                               Scheduled Principal Balance of Contracts
     ----------------------------------------------------------------------------------------------------------------------------

     Beginning                                                                                                  Ending
     Principal              Scheduled                 Prepaid               Liquidated       Pre-Funding        Principal
     Balance                Principal                 Principal             Principal                           Balance
     -------------------------------------------------------------------------------------------------------------------------------
             171,588,483.20              (253,978.49)        (2,784,305.23)             0.00              0.00     168,550,199.48
     ===============================================================================================================================


     Scheduled                              Scheduled                                               Amount
     Gross               Servicing          Pass Thru            Liquidation       Reserve          Available for      Reserve Fund
     Interest            Fee                Interest             Proceeds          Fund Draw        Distribution       Draw
     -------------------------------------------------------------------------------------------------------------------------------
          3,209,103.27           284,289.46       2,924,813.81               0.00            0.00        6,247,386.99           0.00
     ===============================================================================================================================

     Total
     Distribution
     ------------------------------
          6,247,386.99
     ==============================



                                                      Certificate Account
     -------------------------------------------------------------------------------------------------------------------------------

             Beginning                    Deposits                                             Investment           Ending
              Balance           Principal                 Interest          Distributions       Interest            Balance
     -------------------------------------------------------------------------------------------------------------------------------
                      0.00              1,515,718.93      3,082,830.88       (3,602,990.92)        1,402.36          996,961.25
     ===============================================================================================================================

                      P&I Advances at Distribution Date
     ---------------------------------------------------------------------------
     Beginning            Recovered           Current              Ending
      Balance              Advances           Advances            Balance
     ---------------------------------------------------------------------------
             0.00             (63,674.11)       406,514.76        342,840.65
     ===========================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:   Fiscal Year 2001

                         Gross Repossessions             Repo Properties Brought       Net Current Repos
                                                         Current by Borrower

                      # Principal Balance              # Principal Balance          # Principal Balance
                  ----------------------------------------------------------------------------------------------
Aug-01                0                     0.00       0                   0.00     0                  0.00
Sep-01                1                24,869.00       0                   0.00     1             24,869.00

                  ----------------------------------------------------------------------------------------------

Total of month
end balance           1                24,869.00       0                   0.00     1             24,869.00
                  ==============================================================================================
Average month
end balance           1                    12435       0                      0     1                 12435
                  ==============================================================================================

                     Aggregate Repo Properties in
                     Trust at Month-End

                   # Principal Balance
                  --------------------------------
Aug-01             0                        0.00
Sep-01             1                   24,869.00

                  --------------------------------

Total of month
end balance        1                   24,869.00
                  ================================
Average month
end balance        0                       12435
                  ================================


Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:  Fiscal Year 2001

                                                      Delinquency Analysis

                           31 to 59 days              60 to 89 days          90 days and Over     Total Delinq.
                  No. of       Principal     No. of     Principal    No. of     Principal     No. of              Principal

                  Loans         Balance      Loans      Balance      Loans      Balance       Loans               Balance
                  -------------------------------------------------------------------------------------------------------------
           Aug-01     42      1,263,731.96       0            0.00        0           0.00          42             1,263,731.96
           Sep-01     88      3,238,663.05      21      601,374.18        0           0.00         109             3,840,037.23

                  -------------------------------------------------------------------------------------------------------------

Total of month
end balance          130      4,502,395.01      21      601,374.18        0           0.00         151             5,103,769.19
                  =============================================================================================================
Average month
end balance           65           2251198      11          300687        0              0          76                  2551885
                  =============================================================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting: Fiscal Year 2001

REPOSSESSION LIQUIDATION REPORT
See Monthly Investor Report for Detail

                                                                  Net                               Net      Current
Prepayment  Liquidated  Sales   Insur.   Total   Repossession Liquidation  Unrecov. FHA Insurance   Pass      Period    Cumulative
             Principal                                                                              Thru       Net

  Period      Balance  Proceeds Refunds Proceeds   Expenses     Proceeds   Advances    Coverage   Proceeds Gain/(Loss)  Gain/(Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Aug-01        0.00      0.00     0.00      0.00    0.00         0.00        0.00         0.00       0.00       0.00
Sep-01        0.00      0.00     0.00      0.00    0.00         0.00        0.00         0.00       0.00       0.00

           ------------------------------------------------------------------------------------------------------------------------
Total         0.00      0.00     0.00      0.00    0.00         0.00        0.00         0.00       0.00       0.00          0.00
           ========================================================================================================================

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:                              Fiscal Year 2001

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                    Original        Beginning        Beginning         Current        Current           Accelerated
              Certificate         Certificate      Certificate  Principal Shortfall   Principal      Principal           Principal
                 Class              Balances         Balances        Carry-Over          Due           Paid            Distribution
------------------------------------------------------------------------------------------------------------------------------------
A-1                              53,140,000.00     53,140,000.00         0.00       3,038,283.72     3,038,283.72       102,988.65
A-1 Outstanding Writedown                                   0.00

A-2                              45,190,000.00     45,190,000.00         0.00               0.00             0.00             0.00
A-2 Outstanding Writedown                                   0.00

A-3                              20,340,000.00     20,340,000.00         0.00               0.00             0.00             0.00
A-3 Outstanding Writedown                                   0.00

A-4                              39,076,000.00     39,076,000.00         0.00               0.00             0.00             0.00
A-4 Outstanding Writedown                                   0.00

M-1                              19,155,000.00     19,155,000.00         0.00               0.00             0.00             0.00
M-1 Outstanding Writedown                                   0.00

M-2                              15,775,000.00     15,775,000.00         0.00               0.00             0.00             0.00
M-2 Outstanding Writedown                                   0.00

B-1                              11,268,000.00     11,268,000.00         0.00               0.00             0.00             0.00
B-1 Outstanding Writedown                                   0.00

B-2                              11,268,000.00     11,268,000.00         0.00               0.00             0.00             0.00
B-2 Outstanding Writedown                                   0.00

Excess Asset Principal Balance   10,148,483.20     10,148,483.20         0.00               0.00             0.00      (102,988.65)

                                               -------------------------------------------------------------------------------------

                                225,360,483.20    225,360,483.20         0.00       3,038,283.72     3,038,283.72             0.00
                                               ====================================================================================

PRINCIPAL

                                  Ending Principal                             Ending                              Principal Paid
              Certificate         Shortfall Carry-     Writedown            Certificate          Pool                Per $1,000
                 Class                  Over            Amounts               Balances          Factor              Denomination
----------------------------------------------------------------------------------------------------------------------------------

A-1                                       0.00              0.00          49,998,727.63        94.08869%              59.11314
A-1 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

A-2                                       0.00              0.00          45,190,000.00       100.00000%               0.00000
A-2 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

A-3                                       0.00              0.00          20,340,000.00       100.00000%               0.00000
A-3 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

A-4                                       0.00              0.00          39,076,000.00       100.00000%               0.00000
A-4 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

M-1                                       0.00              0.00          19,155,000.00       100.00000%               0.00000
M-1 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

M-2                                       0.00              0.00          15,775,000.00       100.00000%               0.00000
M-2 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

B-1                                       0.00              0.00          11,268,000.00       100.00000%               0.00000
B-1 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

B-2                                       0.00              0.00          11,268,000.00       100.00000%               0.00000
B-2 Outstanding Writedown                                   0.00                   0.00            0.00                   0.00

Excess Asset Principal Balance            0.00              0.00          10,251,471.85

                               ------------------------------------------------------------------------

                                          0.00              0.00         222,322,199.48            7.94
                               ========================================================================

                               (1) This represents the amount of losses on the assets that were allocated to reduce the outstanding principal balance of the certificates in accordance with the applicable pooling and servicing agreement.

Oakwood Acceptance Corp. - Servicer
Fiscal Year Ended Series Report
Reporting:                 Fiscal Year 2001


CERTIFICATE INTEREST ANALYSIS

                                                          Beginning Carry-     Current Priority
            Certificate                Pass-Through        Over Priority           Interest                 Total
               Class                       Rate           Interest Balance          Accrual                 Paid
                                    --------------------------------------------------------------------------------------------
A-1                                      3.73000%               0.00             242,863.49              242,863.49
A-1  Carryover Interest                     0.00                0.00                                           0.00
A-1  Writedown Interest                     0.00                0.00                                           0.00

A-2                                      5.26000%               0.00             396,165.66              396,165.66
A-2  Carryover Interest                     0.00                0.00                                           0.00
A-2  Writedown Interest                     0.00                0.00                                           0.00

A-3                                      5.90000%               0.00             200,010.00              200,010.00
A-3  Carryover Interest                     0.00                0.00                                           0.00
A-3  Writedown Interest                     0.00                0.00                                           0.00

A-4                                      6.93000%               0.00             451,327.80              451,327.80
A-4  Carryover Interest                     0.00                0.00                                           0.00
A-4  Writedown Interest                     0.00                0.00                                           0.00

A-I0                                     6.00000%               0.00             750,000.00              750,000.00
A-I0  Carryover Interest                    0.00                0.00                                           0.00
A-I0  Writedown Interest                    0.00                0.00                                           0.00

M-1                                      7.38000%               0.00             235,606.50              235,606.50
M-1  Carryover Interest                     0.00                0.00                                           0.00
M-1  Writedown Interest                     0.00                0.00                                           0.00

M-2                                      8.29000%               0.00             217,957.92              217,957.92
M-2 Carryover Interest                      0.00                0.00                                           0.00
M-2 Writedown Interest                      0.00                0.00                                           0.00

B-1                                      8.57000%               0.00             160,944.60              160,944.60
B-1  Carryover Interest                     0.00                0.00                                           0.00
B-1  Writedown Interest                     0.00                0.00                                           0.00

B-2                                      8.50000%               0.00             159,630.00              159,630.00
B-2  Carryover Interest                     0.00                0.00                                           0.00
B-2  Writedown Interest                     0.00                0.00                                           0.00

X                                                          52,516.12             102,988.65                    0.00

R                                                               0.00                   0.00                    0.00

Service Fee                              1.00000%               0.00             284,289.46              284,289.46(1)

Current Trustee Fees                                                               7,319.19                7,319.19
                                                        -----------------------------------------------------------

                                                           52,516.12           3,209,103.27            3,106,114.62
                                                        ===========================================================


CERTIFICATE INTEREST ANALYSIS


                                     Ending Carry-Over         Interest Paid
           Certificate                 Priority Interest        Per $1,000            Cert.           TOTAL
              Class                         Balance            Denomination           Class        DISTRIBUTION
                                   ----------------------------------------------------------------------------

A-1                                           0.00                4.57026              A-1         3,384,135.86
A-1  Carryover Interest                       0.00
A-1  Writedown Interest                       0.00

A-2                                           0.00                8.76667              A-2           396,165.66
A-2  Carryover Interest                       0.00
A-2  Writedown Interest                       0.00

A-3                                           0.00                9.83333              A-3           200,010.00
A-3  Carryover Interest                       0.00
A-3  Writedown Interest                       0.00

A-4                                           0.00               11.55000              A-4           451,327.80
A-4  Carryover Interest                       0.00
A-4  Writedown Interest                       0.00

A-I0                                          0.00                                     A-I0          750,000.00
A-I0  Carryover Interest                      0.00
A-I0  Writedown Interest                      0.00

M-1                                           0.00               12.30000              M-1           235,606.50
M-1  Carryover Interest                       0.00
M-1  Writedown Interest                       0.00

M-2                                           0.00               13.81667              M-2           217,957.92
M-2 Carryover Interest                        0.00
M-2 Writedown Interest                        0.00

B-1                                           0.00               14.28333              B-1           160,944.60
B-1  Carryover Interest                       0.00
B-1  Writedown Interest                       0.00

B-2                                           0.00               14.16667              B-2           159,630.00
B-2  Carryover Interest                       0.00
B-2  Writedown Interest                       0.00

                                        155,504.77                                     X                   0.00
X
R                                             0.00                                     R                   0.00

Service Fee                                   0.00                                                   284,289.46

Current Trustee Fees                                                                                   7,319.19
                                   -----------------                                       --------------------
                                        155,504.77                                                 6,247,386.99(1)
                                   =================                                       ====================


(1) Pursuant to the applicable pooling and servicing agreement, $284,289.46 of the amounts available for distribution on distribution dates during the fiscal year were used to pay servicing fees due the servicer. Consequently, the total amount distributed on the certificates during the fiscal year was $5,963,097.53